Form 10-K
period 2025-12-31
BMO 2025-C12 Mortgage Trust
filed 2026-03-31
CIK 2061839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to__________

333-280224-07

(Commission File Number of issuing entity)

0002061839

(Central Index Key Number of issuing entity)

BMO 2025-C12 Mortgage Trust

(Exact name of issuing entity as specified in its charter)

333-280224

(Commission File Number of depositor)

0001861132

(Central Index Key Number of depositor)

BMO Commercial Mortgage Securities LLC

(Exact name of depositor as specified in its charter)

Bank of Montreal

(Central Index Key Number: 0000927971)

Goldman Sachs Mortgage Company

(Central Index Key Number: 0001541502)

German American Capital Corporation

(Central Index Key Number: 0001541294)

Ladder Capital Finance LLC

(Central Index Key Number: 0001541468)

LMF Commercial, LLC

(Central Index Key Number: 0001592182)

KeyBank National Association

(Central Index Key Number: 0001089877)

Zions Bancorporation, N.A.

(Central Index Key Number: 0000109380)

Societe Generale Financial Corporation

(Central Index Key Number: 0001755531)

Starwood Mortgage Capital LLC

(Central Index Key Number: 0001548405)

UBS AG

(Central Index Key Number: 0001685185)

Natixis Real Estate Capital LLC

(Central Index Key Number: 0001542256)

(Exact name of sponsors as specified in their respective charters)

New York	35-7440235 35-7440236
(State or other jurisdiction of incorporation or organization of the issuing entity)	(I.R.S. Employer Identification No.)

c/o Citibank, N.A.

388 Greenwich Street, 26th Floor

New York, New York 10013

(Address of principal executive offices of issuing entity)

Paul Vanderslice (212) 885-4000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not Applicable

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not Applicable

EXPLANATORY NOTES

1 The UOVO QPN mortgage loan, which represented approximately 5.1% of the initial pool balance of the issuing entity, is part of a loan combination comprised of the subject mortgage loan included in the issuing entity and one or more companion loan(s) that are held outside the issuing entity. The UOVO QPN mortgage loan and each of the related companion loan(s) are serviced pursuant to the WFCM 2025-C64 PSA.

2 This annual report on Form 10-K does not include the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Computershare Trust Company, National Association as certificate administrator under the WFCM 2025-C64 PSA, because the certificate administrator under such pooling and servicing agreement does not perform any activities that address the servicing criteria specified in Item 1122(d) of Regulation AB with respect to the issuing entity. This annual report on Form 10-K does not include the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Citibank, N.A. as trustee under the BMO 2025-C12 PSA, because there are no relevant servicing criteria applicable to Citibank, N.A. as trustee under the BMO 2025-C12 PSA.

3 This annual report on Form 10-K does not include the servicer compliance statement of Computershare Trust Company, National Association as certificate administrator under the WFCM 2025-C64 PSA, because the certificate administrator under such pooling and servicing agreement is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB with respect to the issuing entity.

PART I

Item 1. Business.

Omitted.

Item 1A. Risk Factors.

Omitted.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Omitted.

Item 2. Properties.

Omitted.

Item 3. Legal Proceedings.

Omitted.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6. [Reserved]

Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8. Financial Statements and Supplementary Data.

Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A. Controls and Procedures.

Omitted.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11. Executive Compensation.

Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14. Principal Accountant Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS REQUIRED BY GENERAL INSTRUCTION J(2)

Item 1112(b) of Regulation AB

No mortgage loan in the pool assets for BMO 2025-C12 Mortgage Trust constitutes a significant obligor within the meaning of Item 1101(k)(2) of Regulation AB.

Item 1114(b)(2) and Item 1115(b) of Regulation AB

No entity or group of affiliated entities provides any external credit enhancement, uses any derivative instruments or other support for the certificates within this transaction.

Item 1117 of Regulation AB

The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders.

Item 1119 of Regulation AB

Provided previously in the prospectus of the Registrant relating to the issuing entity and filed on May 23, 2025, pursuant to Rule 424(b)(2) of the Securities Act of 1933, as amended.

Item 1122 of Regulation AB

The reports on assessment of compliance with servicing criteria for asset-backed securities and related attestation reports are attached hereto under Item 15.

Item 1123 of Regulation AB

The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)
List the following documents filed as a part of the report:
(1)
Not Applicable
(2)
Not Applicable
(3)
Exhibits listed below are either included or incorporated by reference as indicated below:

Exhibit Number	Description

4.1

Pooling and Servicing Agreement, dated as of June 1, 2025 (the “BMO 2025-C12 PSA”), by and among BMO Commercial Mortgage Securities LLC, as depositor, Trimont LLC, as master servicer, Rialto Capital Advisors, LLC, as special servicer, Pentalpha Surveillance LLC, as operating advisor and asset representations reviewer, Citibank, N.A., as certificate administrator and as trustee (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A dated May 21, 2025, and filed by the registrant on June 12, 2025 under Commission File No. 333-280224-07, and is incorporated by reference herein).

4.2

Pooling and Servicing Agreement, dated as of February 1, 2025 (the “WFCM 2025-C64 PSA”), by and among Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Trimont LLC (as successor to Wells Fargo Bank, National Association), as master servicer, Rialto Capital Advisors, LLC, as special servicer, Park Bridge Lender Services LLC, as operating advisor and asset representations reviewer, and Computershare Trust Company, National Association, as certificate administrator and as trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated May 21, 2025, and filed by the registrant on May 23, 2025 under Commission File No. 333-280224-07, and is incorporated by reference herein).  (see Explanatory Note #1)

31	Rule 15d-14(d) Certification

33	Reports on assessment of compliance with servicing criteria for asset-backed securities. (see Explanatory Note #2)

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities, Trimont LLC, as master servicer

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer

33.3	Report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor

33.4	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and, in such capacity, as back-up advancing agent

33.5	Report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as custodian

33.6	Report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as primary servicer

33.7	Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant

33.8

Report on assessment of compliance with servicing criteria for asset-backed securities, Trimont LLC, as master servicer under the WFCM 2025-C64 PSA pursuant to which the UOVO QPN mortgage loan is serviced (see Exhibit 33.1)

33.9

Report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer under the WFCM 2025-C64 PSA pursuant to which the UOVO QPN mortgage loan is serviced (see Exhibit 33.2)

33.10

Report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the WFCM 2025-C64 PSA pursuant to which the UOVO QPN mortgage loan is serviced

33.11

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the WFCM 2025-C64 PSA pursuant to which the UOVO QPN mortgage loan is serviced

33.12

Report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the WFCM 2025-C64 PSA pursuant to which the UOVO QPN mortgage loan is serviced

33.13

Report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the WFCM 2025-C64 PSA pursuant to which the UOVO QPN mortgage loan is serviced (see Exhibit 33.7)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities. (see Explanatory Note #2)

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Trimont LLC, as master servicer

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer

34.3	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Pentalpha Surveillance LLC, as operating advisor

34.4	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as certificate administrator and, in such capacity, as back-up advancing agent

34.5	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Citibank, N.A., as custodian

34.6	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, KeyBank National Association, as primary servicer

34.7	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant

34.8

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Trimont LLC, as master servicer under the WFCM 2025-C64 PSA pursuant to which the UOVO QPN mortgage loan is serviced (see Exhibit 34.1)

34.9

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Rialto Capital Advisors, LLC, as special servicer under the WFCM 2025-C64 PSA pursuant to which the UOVO QPN mortgage loan is serviced (see Exhibit 34.2)

34.10

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Park Bridge Lender Services LLC, as operating advisor under the WFCM 2025-C64 PSA pursuant to which the UOVO QPN mortgage loan is serviced

34.11

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as custodian under the WFCM 2025-C64 PSA pursuant to which the UOVO QPN mortgage loan is serviced

34.12

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Computershare Trust Company, National Association, as trustee under the WFCM 2025-C64 PSA pursuant to which the UOVO QPN mortgage loan is serviced

34.13

Attestation report on assessment of compliance with servicing criteria for asset-backed securities, CoreLogic Solutions, LLC, as servicing function participant under the WFCM 2025-C64 PSA pursuant to which the UOVO QPN mortgage loan is serviced (see Exhibit 34.7)

35	Servicer compliance statements. (see Explanatory Note #3)

35.1	Servicer compliance statement, Trimont LLC, as master servicer

35.2	Servicer compliance statement, Rialto Capital Advisors, LLC, as special servicer

35.3	Servicer compliance statement, Citibank, N.A, as certificate administrator

35.4	Servicer compliance statement, KeyBank National Association, as primary servicer

35.5	Servicer compliance statement, Trimont LLC, as master servicer under the WFCM 2025-C64 PSA pursuant to which the UOVO QPN mortgage loan is serviced (see Exhibit 35.1)

35.6	Servicer compliance statement, Rialto Capital Advisors, LLC, as special servicer under the WFCM 2025-C64 PSA pursuant to which the UOVO QPN mortgage loan is serviced (see Exhibit 35.2)

99.1

Mortgage Loan Purchase Agreement, dated as of June 1, 2025, between BMO Commercial Mortgage Securities LLC and Bank of Montreal, pursuant to which Bank of Montreal sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K dated May 21, 2025, and filed by the registrant on May 23, 2025 under Commission File No. 333-280224-07, and is incorporated by reference herein).

99.2

Mortgage Loan Purchase Agreement, dated as of June 1, 2025, between BMO Commercial Mortgage Securities LLC and German American Capital Corporation, pursuant to which German American Capital Corporation sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K dated May 21, 2025, and filed by the registrant on May 23, 2025 under Commission File No. 333-280224-07, and is incorporated by reference herein).

99.3

Mortgage Loan Purchase Agreement, dated as of June 1, 2025, between BMO Commercial Mortgage Securities LLC and Goldman Sachs Mortgage Company, pursuant to which Goldman Sachs Mortgage Company sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K/A dated May 21, 2025, and filed by the registrant on June 12, 2025 under Commission File No. 333-280224-07, and is incorporated by reference herein).

99.4

Mortgage Loan Purchase Agreement, dated as of June 1, 2025, between BMO Commercial Mortgage Securities LLC and KeyBank National Association, pursuant to which KeyBank National Association sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K dated May 21, 2025, and filed by the registrant on May 23, 2025 under Commission File No. 333-280224-07, and is incorporated by reference herein).

99.5

Mortgage Loan Purchase Agreement, dated as of June 1, 2025, by and among BMO Commercial Mortgage Securities LLC, Ladder Capital Finance LLC, Ladder Capital Finance Holdings LLLP, Series REIT of Ladder Capital Finance Holdings LLP, and Series TRS of Ladder Capital Finance Holdings LLLP, pursuant to which Ladder Capital Finance LLC sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K dated May 21, 2025, and filed by the registrant on May 23, 2025 under Commission File No. 333-280224-07, and is incorporated by reference herein).

99.6

Mortgage Loan Purchase Agreement, dated as of June 1, 2025, between BMO Commercial Mortgage Securities LLC and LMF Commercial, LLC, pursuant to which LMF Commercial, LLC sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K dated May 21, 2025, and filed by the registrant on May 23, 2025 under Commission File No. 333-280224-07, and is incorporated by reference herein).

99.7

Mortgage Loan Purchase Agreement, dated as of June 1, 2025, between BMO Commercial Mortgage Securities LLC and Natixis Real Estate Capital LLC, pursuant to which Natixis Real Estate Capital LLC sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.7 to the registrant’s Current Report on Form 8-K dated May 21, 2025, and filed by the registrant on May 23, 2025 under Commission File No. 333-280224-07, and is incorporated by reference herein).

99.8

Mortgage Loan Purchase Agreement, dated as of June 1, 2025, between BMO Commercial Mortgage Securities LLC and Societe Generale Financial Corporation, pursuant to which Societe Generale Financial Corporation sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.8 to the registrant’s Current Report on Form 8-K dated May 21, 2025, and filed by the registrant on May 23, 2025 under Commission File No. 333-280224-07, and is incorporated by reference herein).

99.9

Mortgage Loan Purchase Agreement, dated as of June 1, 2025, between BMO Commercial Mortgage Securities LLC and Starwood Mortgage Capital LLC, pursuant to which Starwood Mortgage Capital LLC sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.9 to the registrant’s Current Report on Form 8-K dated May 21, 2025, and filed by the registrant on May 23, 2025 under Commission File No. 333-280224-07, and is incorporated by reference herein).

99.10

Mortgage Loan Purchase Agreement, dated as of June 1, 2025, between BMO Commercial Mortgage Securities LLC and UBS AG New York Branch, pursuant to which UBS AG New York Branch sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.10 to the registrant’s Current Report on Form 8-K/A dated May 21, 2025, and filed by the registrant on June 12, 2025 under Commission File No. 333-280224-07, and is incorporated by reference herein).

99.11

Mortgage Loan Purchase Agreement, dated as of June 1, 2025, between BMO Commercial Mortgage Securities LLC and Zions Bancorporation, N.A., pursuant to which Zions Bancorporation, N.A. sold certain mortgage loans to BMO Commercial Mortgage Securities LLC (filed as Exhibit 99.11 to the registrant’s Current Report on Form 8-K dated May 21, 2025, and filed by the registrant on May 23, 2025 under Commission File No. 333-280224-07, and is incorporated by reference herein).

99.12

Primary Servicing Agreement for the BMO 2025-C12 Mortgage Trust, dated as of June 1, 2025 by and between Trimont LLC, as master servicer and KeyBank National Association, as primary servicer (filed as Exhibit 99.12 to the registrant’s Current Report on Form 8-K dated May 21, 2025, and filed by the registrant on May 23, 2025 under Commission File No. 333-280224-07, and is incorporated by reference herein).

(b)
The exhibits required to be filed by Registrant pursuant to Item 601of Regulation S-K are listed above.
(c)
Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2026

BMO Commercial Mortgage Securities LLC

(Depositor)

/s/ Paul Vanderslice
Paul Vanderslice, Chief Executive Officer